Form 10-Q
period 2026-06-30
B&R Technology Merger Corp.
filed 2026-09-02
CIK 2131350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File
Number: 001-43408

B&R TECHNOLOGY MERGER CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1902448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 West Sahara Avenue Las Vegas , Nevada	89102
(Address of principal executive offices)	(Zip Code)
(702
)
483-8180
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one redeemable Warrant	BRTMU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BRTM	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	BRTMW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☐
No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for c om
plying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes ☒ No ☐
As of September 2, 2026, there were 36,740,000 Class A Ordinary Shares, par value $0.0001 per share and 12,000,000 Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

B&R TECHNOLOGY MERGER CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

•

“Administrative Services and Indemnification Agreement” are to the Administrative Services and Indemnification Agreement, dated July 20, 2026, which we entered into with our Sponsor (as defined below), a member of our Sponsor and an affiliate of our Sponsor;

•	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“Board of Directors” or “Board” are to our board of directors;

•	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

•	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

•	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

•

“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 22, 2028. or October 22, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

•	“Company,” “our,” “we” or “us” are to B&R Technology Merger Corp. a Cayman Islands exempted company;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

•

“Deferred Fee” are to the additional aggregate fee of $14,400,000 to which the Underwriter (as defined below) is entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FASB” are to the Financial Accounting Standards Board;

•

“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 22, 2026;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 29, 2025;

•

“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 2, 2026, and declared effective on July 20, 2026 (File No. 333-297256);

•	“Letter Agreement” are to the Letter Agreement, dated July 20, 2026, which we entered into with our Sponsor, directors and officers;

•	“Management” or our “Management Team” are to our executive officers and directors;

•	“Nasdaq” are to The Nasdaq Stock Market LLC;

•

“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

•	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

•	“Option Units” are to the 3,500,000 units that were purchased by the Underwriter pursuant to the partial exercise of the Over-Allotment Option (as defined below);

•	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

•

“Over-Allotment Option” are to the 45-day option that the Underwriter had to purchase up to an additional 4,875,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below);

•

“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

•	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

•	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

•	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

•	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated July 20, 2026, which we entered into with our Sponsor;

•

“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management
Team’s status as a “Public Shareholder” only exists with respect to such Public Shares;

•

“Public Shares” are to our Class A Ordinary Shares sold as part of the Public Units (as defined below) (whether they are purchased in the Initial Public Offering or thereafter in the open market), but specifically excludes all of our Class A Ordinary Shares that are issued upon conversion of our Class B Ordinary Shares;

•	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of one Public Warrant (as defined below);

•	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 20, 2026, which we entered into with the Sponsor and the other holders party thereto;

•	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPAC” are to a special purpose acquisition company;

•	“Sponsor” are to B&R Technology Sponsor LLC (Cayman), a Cayman Islands limited liability company;

•

“Trust Account” are to the U.S.-based trust account in which an amount of $360.0 million was placed from the proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement on July 22, 2026, and the proceeds from the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026;

•	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 20, 2026, which we entered into with Continental, as trustee of the Trust Account;

•	“Underwriter” are to Citigroup Global Markets Inc., the underwriter of the Initial Public Offering;

•	“Underwriting Agreement” are to the Underwriting Agreement, dated July 20, 2026, which we entered into with the Underwriter;

•	“Units” are to the Private Placement Units and the Public Units, together;

•	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
B&R TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,798	$—
Prepaid expenses	38,994	—

Total Current Assets	40,792	—
Cash – restricted	25,015	—
Deferred offering costs	251,651	10,330

Total Assets	$317,458	$10,330

Liabilities and Shareholder’s Deficit
Liabilities
Current Liabilities
Accrued offering costs	$48,000	$10,330
Accrued expenses	16,050	6,864
Advances from related party	87,236	—
Credit card payable	1,679	—
IPO Note – related party	229,047	—

Total Current Liabilities	382,012	17,194

Total Liabilities	382,012	17,194

Commitments and Contingencies (Note 6)
Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no ne issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,458,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)(2) (3)	1,246	1,246
Share subscription receivable	—	(25,000)
Additional paid-in capital	23,754	23,754
Accumulated deficit	(89,554)	(6,864)

Total Shareholder’s Deficit	(64,554)	(6,864)

Total Liabilities and Shareholder’s Deficit	$317,458	$10,330

(1)	Includes 1,625,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option wa s not exercised in full or in part by the Underwriter (see Note 5).
(2)
On July 1, 2026, in connection with share recapitalization, the Company effected a 1-for-1.08333330435 share split of its Class B Ordinary Shares in the form of a share dividend. All share and per share amounts were retrospectively presented (see Note 5).

(3)
On August 25, 2026, the Underwriter partially exercised their Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have
be
en
forfeited (see Note
s
5 and 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B&R TECHNOLOGY MERGER CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$70,456	$82,705

Loss from operations	(70,456)	(82,705)

Other income
Interest income – bank	13	15

Total other income	13	15
Net loss	$(70,443)	$(82,690)

Basic and diluted weighted average Class B Ordinary Shares outstanding (1)(2) (3)	10,833,333	10,833,333

Basic and diluted net loss per Class B Ordinary Share	$(0.01)	$(0.01)

(1)	Excludes 1,625,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option wa s not exercised in full or in part by the Underwriter (see Note 5).
(2)
On July 1, 2026, in connection with share recapitalization, the Company effected a 1-for-1.08333330435 share split of its Class B Ordinary Shares in the form of a share dividend. All share and per share amounts were retrospectively presented (see Note 5).

(3)
On August 25, 2026, the Underwriter partially exercised their Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have
b
e
e
n
forfeited (see Note
s
5 and 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B&R TECHNOLOGY MERGER CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class B Ordinary Shares (1)(2)(3)		Share Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Deficit
	Shares	Amount
Balance as of December 31, 2025	12,458,333	$1,246	$(25,000)	$23,754	$(6,864)	$(6,864)
Receipt of subscription receivable	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	(12,247)	(12,247)

Balance as of March 31, 2026	12,458,333	1,246	—	23,754	(19,111)	5,889
Net loss	—	—	—	—	(70,443)	(70,443)

Balance as of June 30, 2026	12,458,333	$1,246	$—	$23,754	$(89,554)	$(64,554)

(1)	Includes 1,625,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option wa s not exercised in full or in part by the Underwriter (see Note 5).
(2)
On July 1, 2026, in connection with share recapitalization, the Company effected a 1-for-1.08333330435 share split of its Class B Ordinary Shares in the form of a share dividend. All share and per share amounts were retrospectively presented (see Note 5).

(3)
On August 25, 2026, the Underwriter partially exercised their Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have
be
en
forfeited (see Note
s
5 and 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B&R TECHNOLOGY MERGER CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash flows from operating activities:
Net loss	$(82,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	12,420
Payment of general and administrative costs through the IPO Note – related party	3,757
Changes in operating assets and liabilities:
Prepaid expenses	(38,994)
Accrued expenses	9,186
Credit card payable	1,679

Net cash used in operating activities	(94,642)

Cash flows from financing activities:
Proceeds from receipt of subscription receivable	25,000
Proceeds from advances from related party	74,816
Proceeds from the IPO Note – related party	225,290
Payment of deferred offering costs	(203,651)

Net cash provided by financing activities	121,455

Net change in cash	26,813
Cash and restricted cash, beginning of the period	—

Cash and restricted cash, end of the period	$26,813

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$37,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
B&R Technology Merger Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 25, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.
As of June 30, 2026, the Company had not commenced operations. All activity for the period from November 25, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the Initial Public Offering, the Company generates non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Registration Statement on Form
S-1
for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 2, 2026 (File
No. 333-297256),
was declared effective on July 20, 2026 (the “IPO Registration Statement”). On July 22, 2026, the Company consummated the
i
nitial
p
ublic
o
ffering of 32,500,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $325,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share of the
Company,

par value $0.0001 per share (
collectively,
the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”), and one-third
of one redeemable warrant (
collectively,
the “Public Warrant
s
”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.
Simultaneously with the closing of the Initial Public Offering on July 22, 2026, the Company’s sponsor, B&R Technology Sponsor LLC (the “Sponsor”) purchased in a private placement an aggregate of 687,500 units (the “Private Placement Units,” and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,875,000 (the “Private Placement”), as discussed in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share and one-third
of one warrant (the “Private Placement Warrant,” together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder thereof
to purchase one Class A
O
rdinary
S
hare at a price of $11.50 per share, subject to
adjustment.
The Company granted Citigroup Global Markets Inc., the underwriter of the Initial Public Offering (the “Underwriter”), a 45-day option to purchase up to an additional 4,875,000 units (the “Option Units”) at the Initial Public Offering price to cover over-allotments (the “Over-Allotment Option”), if any. On
August 25, 2026, the Company closed the issuance and sale of 3,500,000
 Option Units in connection with the Underwriter’s partial exercise of the Over-Allotment Option. The Option Units were sold at a price of $
10.00
per Option Unit, generating gross proceeds to the Company of $
35,000,000. The Underwriter forfeited the remaining 1,375,000 Option Units. Simultaneously with the closing of the sale of the Option Units, the Company completed the
p
rivate
p
lacement of an additional 52,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross additional
proceeds

to the
Company
of $525,000. A total of $35,000,000 of the proceeds from the sale of the Option Units was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering and Private Placement deposited in the Trust Account to $360,000,000.
Transaction
costs amounted to $20,429,549, consisting of $5,400,000

of cash underwriting fees, the Deferred Fee (as defined in Note 6) of $
14,400,000, and $629,549 of other offering costs.

The Company’s executive officers and directors (“Management” or “Management Team”) have broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination (less the Deferred Fee and taxes payable, if any, on the income earned from the Trust Account (as defined below)).
The initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80
% of the net balance in the Trust Account (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned from the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete an initial Business Combination if the post-initial Business Combination company owns or acquires
50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial Business Combination.
The Trust Account
Following the closing of the Initial Public Offering and Private Placement on July 22, 2026, and the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026, an amount of $
360,000,000 ($10.00
per Public Unit) from the net proceeds of the Initial Public Offering, the Private Placement, and the partial exercise of the Over-Allotment Option was placed in a trust account located in the United States (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and which are initially invested only in U.S. government treasury obligations with a maturity of one hundred eighty-five
 (185)
days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that, other than for taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares, that have been properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (A) the substance or timing of its obligation to redeem
 100%
of the Public Shares if it does not complete an initial Business Combination by July 22, 2028 (or October 22, 2028 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028) (the “Combination Period”) or (B) any other provision relating to the rights of holders of the Public Shares (the “Public Shareholders”) or pre-initial Business Combination activity; and (iii) the redemption of
 100%
of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.
Initial Business Combination
Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80%

of the assets held in the Trust Account (excluding the Deferred Fees and taxes payable on income earned on the Trust Account, if any) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts to pay taxes, if any), (ii) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest less taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the initial Business Combination or will allow Public Shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under The Nasdaq Stock Market LLC (“Nasdaq”) rules.
Pursuant to the Amended and Restated Articles, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of taxes, if any, and up to $
100,000
of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemptions, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and Management Team acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period. The Class A Ordinary Shares subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the Ordinary Shares (as defined in Note 2). The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Ordinary Shares, except that the Company will provide its Public Shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the initial Business Combination, subject to the limitations described herein.
Risks and Uncertainties
The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Current Report on Form
8-K,
as filed with the SEC on July 30, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and Capital Resources
The Company’s liquidity needs up to June 30, 2026 had been satisfied through proceeds from the (i) issuance of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”) and (ii) loan under the IPO Note (as defined in Note 5) from the Sponsor of up to
$300,000 (see Note 5). As of June 30, 2026, the Company had $1,798 in operating cash, $25,015 in restricted cash, and
a
working capital deficit of $341,220.
In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company intends to repay the Working Capital Loans, if any. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. Initially, up to $
1,500,000
of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $
10.00
per unit at the option of the lender. Such units and the underlying securities would be identical to the Private Placement Units and underlying securities. As of June 30, 2026 and December 31, 2025, the Company
had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company completed the Initial Public Offering and the Private Placement on July 22, 2026 and the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that based on the completion of the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option by the Underwriter, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash of $1,798 and $0, respectively. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalent.
Cash – Restricted
Cash that is encumbered or otherwise restricted as to its use is included in cash—restricted. Cash—restricted as of June 30, 2026 represents cash that was being held as security deposit for opening the Company’s credit card and not accessible until the earlier of liquidation or completion of the initial Business Combination of the Company. As of June 30, 2026 and December 31, 2025, the Company had cash—restricted of $25,015 and $0, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Use of Estimates
The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.
Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Deferred Offering Costs
The Company complies with the requirements of FASB ASC Topic
340-10-S99,
“Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Upon completion of the Initial Public Offering on July 22, 2026, offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Warrants included in the Units were charged to shareholder’s deficit as the Warrants, after Management’s evaluation, were accounted for under equity treatment.
Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed to the contingently redeemable Public Shares and were accounted for as a liability pursuant to ASC 480 since the Underwriter did not exercise the Over-Allotment Option at the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there is no Over-Allotment Option liability recognized in the accompanying condensed balance sheets. On July 22, 2026, the Company recognized an Over-Allotment Option liability of $
295,100
since the Underwriter did not exercise its Over-Allotment Option at the time of the Initial Public Offering. As of August 25, 2026, the Company reduced the Over-Allotment Option liability by $
295,100 as
a result of the Underwriter’s partial exercise of its Over-Allotment Option and forfeiture of the remaining balance of their Over-Allotment Option.
Warrant Instruments
The Company accounts for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of June 30, 2026 and December 31, 2025, there were no Warrants issued or outstanding.
Share-Based Compensation
The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of an initial Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.
Net Loss per Class B Ordinary Share
Net loss per Class B ordinary share, par value $0.0001 per share (the “Class B Ordinary Shares,” together with the Class A Ordinary Shares, the “Ordinary Shares”) is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding during the period, excluding Class B Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,625,000 Class B
Ordinary Shares that are subject to forfeiture if the Over-Allotment Option is not exercised by the Underwriter (see Note 7). For the three months and six months ended June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per Class B Ordinary Share is the same as basic loss per Class B Ordinary Share for the periods presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING
O
n July 22, 2026, the Company sold 32,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $325,000,000
. On August 25, 2026, the Company consummated the closing of 3,500,000 Option Units sold pursuant to the Underwriter’s partial exercise of the Over-Allotment Option, at a purchase price of $10.00 per Option Unit, generating gross proceeds of $35,000,000. Each Public Unit consists of one Public Share and one-third of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of
 $11.50 per share, subject to adjustments (see Note 7).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased in the Private Placement an aggregate of 687,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,875,000.
Simultaneously with the
exercise of the Over-Allotment Option on August 25, 2026, the Company completed the Private Placement of an additional
52,500
Private Placement Units to the Sponsor at a price of $
10.00
per Private Placement Unit, generating additional gross proceeds to the Company of $
525,000.
Each Private Placement Unit consists of one Private Placement Share and one-third of one Private Placement Warrant. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $
11.50
per share, subject to adjustments. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On December 29, 2025, the Company issued an aggregate of 11,500,000 Class B Ordinary
Shares (including the Public Shares issuable upon conversion thereof, unless the context otherwise requires, the “Founder Shares”)
, for a purchase price of $25,000 (approximately $0.002 per share), to the Sponsor which is deemed as subscription receivable as of December 31, 2025. On March 17, 2026, the Company received $25,000 from the Sponsor in settlement of the subscription receivable. In connection with share recapitalization, on July 1, 2026, the Company effected a
1-for-1.08333330435
share split of its Class B Ordinary Shares in the form of a share dividend. All share and per share amounts were retrospectively presented.
In April, May, and June 2026, the Sponsor awarded an aggregate of 820,000 membership interests in the Sponsor, equivalent to 1,021,584 Founder Shares, to the independent directors and officers of the Company and 40,000 membership interests in the Sponsor, equivalent to 49,832 Founder Shares, to advisors on the Company’s advisory board. The awarded membership interests in the Sponsor equivalent to Founder Shares shall vest entirely on the date of closing of the initial Business Combination. Under ASC 718, s hare
-based compensation associated with equity-classified awards is measured at fair value on the grant date. The membership interests in the Sponsor equivalent to Founder Shares to the independent directors and officers have an aggregate fair value of $3,684,806, or $3.61 per share. The membership interests in the Sponsor equivalent to Founder Shares to the advisors have an aggregate fair value of $179,742, or $3.61 per share. The Company established the fair value using Monte Carlo Simulation Model prepared by a third-party valuation firm, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of an initial Business Combination, the probability of the Initial Public Offering, and other variables, which takes into consideration the following market assumptions; (i) stock price of $9.83, (ii) risk-free rate of 3.65%, and (ii) implied market adjustment of 36.90%. The membership interests in the Sponsor were transferred subject to a vesting condition (i.e., the occurrence of an initial Business Combination). The Company will recognize share-based compensation expense of $3,684,806 and $179,742 at the date an initial Business Combination is considered probable (i.e., upon consummation of an initial Business Combination). As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense was recognized.
The Founder Shares are identical to the Public Shares included in the Public Units except that (i) the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below; (ii) only holders of the Founder Shares have the right to vote on the appointment and removal of directors prior to the consummation of the initial Business Combination; (iii) the Founder Shares are subject to certain transfer restrictions and registration rights; and (iv) the holders will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of
1,625,000
Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the Underwriter so that the Founder Shares will represent approximately
25
% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it. On August 25, 2026, the Underwriter partially exercised the Over-Allotment Option of
3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have
be
en
forfeited.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination. the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property subject to certain limited exceptions.

Promissory Note - Related Party
On December 29, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Note”). This loan wa
s
non-interest
bearing and payable on the earlier of December 31, 2026, or the date on which the Company consummates the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had $229,047 and $0 outstanding borrowings under the IPO Note, respectively. Subsequently, on July 24, 2026, the Company fully paid the outstanding balance of the IPO Note. Borrowing against the IPO Note is no longer available.
Advances from Related Party
As of June 30, 2026 and December 31, 2025, an affiliate of the Sponsor of the Company has advanced the Company $87,236 and $0 for general and administrative costs, respectively. Subsequently on July 22, 2026, the Company fully paid the advances from related party.
Administrative Services Agreement
On July 20, 2026, the Company entered into an agreement with (i) the Sponsor, (ii) Authentic Holdings, LLC (“Authentic”), a member of the Sponsor, and (iii) Jess Enterprises Inc., the affiliate of the Sponsor (the “Service Provider”), commencing on July 20, 2026, the date that the Company’s securities were first listed with Nasdaq, to pay the Service Provider in an amount equal to $
20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2026 and December 31, 2025, no amount ha
d
been incurred for these services.
Indemnification Agreement
To the fullest extent permitted by applicable law, the Company has agreed to defend, indemnify, hold harmless and exonerate (including the advancement of expenses to the fullest extent permitted by applicable law) the Sponsor, Authentic, and their respective directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (each, a “Sponsor Indemnitee”) from any and all costs, fees, expenses, judgments, liabilities, fines, penalties, reasonable attorneys’ fees and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such costs, fees, expenses, judgments, liabilities, fines, penalties and amounts paid in settlement) actually, and reasonably, incurred by a Sponsor Indemnitee or on a Sponsor Indemnitee’s behalf in connection with any threatened, pending or completed action, suit, arbitration, mediation, alternate dispute resolution mechanism, investigation, inquiry, hearing or any other actual, threatened or completed proceeding instituted by the Company or any third party, whether civil, criminal, administrative or investigative in nature, arising out of or relating to the initial public offering of the Company’s securities or the Company’s operation or conduct of the Company’s business (including the Company’s Business Combination), in respect of any investment opportunities sourced by the Sponsor, member of the Sponsor, and their respective affiliates for the Company or and/or any claim against a Sponsor Indemnitee alleging any expressed or implied management or endorsement by such parties of any of the Company’s activities or any express or implied association between such parties and the Company or any of its affiliates (in each case to the extent that such indemnification, hold harmless and exoneration obligations with respect to such matters are not expressly covered by a separate written agreement between the Company and the applicable Sponsor Indemnitee); provided, that in no event shall a Sponsor Indemnitee be entitled to be indemnified or held harmless hereunder in respect of any costs, fees, expenses, judgments, liabilities, fines, penalties and amounts paid in settlement (if any) that a Sponsor Indemnitee may incur by reason of such person’s own actual fraud or intentional misconduct; provided, further, that, for the avoidance of doubt, under no circumstance shall a Sponsor Indemnitee have a claim to any monies or assets held in the Trust Account, and the Company shall not be permitted to procure monies or assets held in the Trust Account for the satisfaction of its obligations to any Sponsor Indemnitee in respect of the indemnification provided hereunder.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes its initial Business Combination, the Company intends to repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. Initially, up to $
1,500,000
of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $
10.00
per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units and their underlying securities. As of June 30, 2026 and December 31, 2025, the Company
 had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of Founder Shares, Private Placement Units (and their underlying securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, and any Class A Ordinary Shares issuable upon conversion of the Founder Shares and any Class A Ordinary Shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on July 20, 2026. These holders will be entitled to make up to three
demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter’s Agreement
The Company granted the Underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to an additional 4,875,000
Option Units to cover over-allotments, if any. On August 25, 2026, the Underwriter partially exercised their Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units.
The Underwriter was paid a cash underwriting discount of $0.15 per Public Unit, or $4,875,000 in the aggregate, following the closing of the Initial Public Offering.

On August 25, 2026, as a result of the Underwriter’s partial exercise of their Over-Allotment Option, the Underwriter was paid an additional cash underwriting discount of $525,000.

Additionally, the Underwriter is entitled to a deferred underwriting discount of
 $0.05 per Public Unit, or $1,625,000 in the aggregate, and $0.35 per Public Unit, or $11,375,000 in the aggregate, for a total of $13,000,000

(the “Deferred Fee”). On August 25, 2026, as a result of the Underwriter’s partial exercise of the Over-Allotment Option, an additional $
1,400,000

of deferred underwriting discount was incurred, for a total Deferred Fee of $14,400,000,
which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination.
NOTE 7. SHAREHOLDER’S DEFICIT
Preference Shares
The
Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the
 Boa
rd
. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
A Ordinary Shares
The Com
pany is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding.
Class
 B Ordinary Shares
The C
ompany is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 12,458,333 Class B Ordinary Shares issued and outstanding.

On August 25, 2026, the Underwriter partially exercised the Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have
be
en
 forfeited.
Warrants
As
of June 30, 2026 and December 31, 2025, there were no
Warrants issued or outstanding. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $
11.50 per share,
subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement dated July 20, 2026, which the Company entered into with Continental (the “Warrant Agreement”)) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company is not registering Public Shares issuable upon exercise of the Warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the applicable Warrant Agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Warrants for cash when the price per Class A Ordinary Shares equals or exceeds $18.00
Begi
n

ning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $0.01 per Public Warrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”); and

•
if, and only if, the last sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the
W
arrant

holders. The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the
30-Day
Redemption Period.

The Private Placement Warrants are
non-redeemable.
The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Placement Warrants do not expire except upon liquidation.
NOTE 8. SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the
Chief Executive Officer
, who review
s
the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.
The CODM assess performance for the single segment and decide how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,798	$—
Cash - restricted	$25,015	$—
Prepaid expenses	$38,994	$—
Deferred offering costs	$251,651	$10,330

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$70,456	$82,705
The CODMs review general and monitor administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within the Combination Period. The CODMs also review general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODMs on a regular basis.

The CODMs review the position of total assets as reported in the accompanying condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODMs are provided with details of cash and liquid resources available with the Company. Additionally, the CODMs regularly review the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet dates through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 1, 2026, in connection with share recapitalization, the Company effected a 1-for-1.08333330435 share split of its Class B Ordinary Shares in the form of a share dividend. All share and per share amounts were retrospectively presented.

On July 16, 2026, the Company borrowed $25,803 against the IPO Note. On July 22, 2026, the Company paid $253,053 for the borrowings against the IPO Note. The outstanding balance of $1,797 was fully paid on July 24, 2026.

On July 21, 2026, an affiliate of the Sponsor advanced the Company an aggregate of $617,060 for general and administrative costs and offering costs of the Company. Simultaneously with the closing of the Initial Public Offering, the Company fully paid the advances from such related party amounting to $704,296.

The Company entered into an agreement with the Sponsor, Authentic, and the Service Provider, commencing on July 20, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Service Provider in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support.

The IPO Registration Statement for the Initial Public Offering was declared effective on July 20, 2026.

On July 22, 2026, the Company consummated the Initial Public Offering of 32,500,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $325,000,000.

Simultaneously with the closing of the Initial Public Offering on July 22, 2026, the Sponsor purchased in the Private Placement an aggregate of 687,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,875,000.

Following the closing of the Initial Public Offering on July 22, 2026, an amount of $325,000,000 ($10.00 per Public Unit) from a portion of the net proceeds of the sale of the Public Units and a portion of the net proceeds from the sale of the Private Placement Units was held in the Trust Account.

The Underwriter was paid a cash underwriting discount of $0.15 per Public Unit, or $4,875,000 in the aggregate, following the closing of the Initial Public Offering. Additionally, the Underwriter is entitled to the Deferred Fee of $0.05 per Public Unit, or $1,625,000 in the aggregate, and $0.35 per Public Unit, or $11,375,000 in the aggregate, for a total of $13,000,000, which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination.

On July 22, 2026, the Company recognized an Over-Allotment Option liability of $295,100 since the Underwriter did not exercise their option at the time of the Initial Public Offering.

On August 25, 2026, the Underwriter partially exercised the Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares will be forfeited.

On August 25, 2026, the Company closed the issuance and sale of 3,500,000 Option Units in connection with the Underwriter partially exercising the Over-Allotment Option. The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds of $35,000,000. Simultaneously with the closing of the sale of the Option Units, the Company completed the Private Placement of an additional 52,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross additional proceeds of $525,000. A total of $35,000,000 of the proceeds from the sale of the Option Units was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering and Private Placement deposited in the Trust Account to $360,000,000.

On August 25, 2026, as a result of the Underwriter’s partial exercise of the Over-Allotment Option, the Underwriter was paid an additional cash underwriting discount of $525,000. Additionally, the Underwriter is entitled to $1,400,000 of Deferred Fee, which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination.

As of August 25, 2026, the Company reduced the Over-Allotment Option liability by $295,100 as a result of the Underwriter’s partial exercise of their Over-Allotment Option and forfeiture of the remaining balance of the Over-Allotment Option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on November 25, 2025 for the purpose of effecting a Business Combination. Our Sponsor is B&R Technology Sponsor LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on a technology growth company that has artificial intelligence tailwinds. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on July 20, 2026. On July 22, 2026, we consummated our Initial Public Offering of 32,500,000 Public Units. Each Public Unit consists of one Public Share and one-third of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $325,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 687,500 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,875,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

On August 25, 2026, the Underwriter purchased an additional 3,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to us of $35,000,000. In connection with the closing of the Over-Allotment Option, the Sponsor purchased an additional 52,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating additional gross proceeds to us of $525,000. The Underwriter informed us that the remaining portion of the Over-Allotment Option would not be exercised and the remaining 1,375,000 Option Units would be forfeited. As a result, 458,333 Founder Shares have been surrendered by the Sponsor and cancelled by our Company.

Following the closing of the Initial Public Offering and Private Placement on July 22, 2026 and the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026, the amount of $360,000,000 from the net proceeds of the Initial Public Offering, the Private Placement, and the partial exercise of the Over-Allotment Option was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until July 22, 2028 (or October 22, 2028 if we have executed a letter of intent agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, and (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On July 1, 2026, in connection with share recapitalization, we effected a 1-for-1.08333330435 share split of our Class B Ordinary Shares in the form of a share dividend. All share and per share amounts were retrospectively presented.

On July 16, 2026, we borrowed $25,803 against the IPO Promissory Note. On July 22, 2026, we paid $253,053 for the borrowings against the IPO Promissory Note. The outstanding balance of $1,798 was fully paid on July 24, 2026.

On July 21, 2026, an affiliate of the Sponsor advanced us an aggregate of $617,060 for general and administrative costs and offering costs of our Company. Simultaneously with the closing of the Initial Public Offering, we fully paid the advances from such related party amounting to $704,296.

We entered into the Administrative Services and Indemnification Agreement, commencing on July 20, 2026, the date that our securities were first listed with Nasdaq, through the earlier of our consummation of an initial Business Combination and our liquidation, to pay an affiliate of the Sponsor in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support.

The IPO Registration Statement for the Initial Public Offering was declared effective on July 20, 2026.

On July 22, 2026, we consummated the Initial Public Offering of 32,500,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $325,000,000.

Simultaneously with the closing of the Initial Public Offering on July 22, 2026, the Sponsor purchased in the Private Placement an aggregate of 687,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,875,000.

Following the closing of the Initial Public Offering on July 22, 2026, an amount of $325,000,000 ($10.00 per Public Unit) from a portion of the net proceeds of the sale of the Public Units and a portion of the net proceeds from the sale of the Private Placement Units was held in the Trust Account.

The Underwriter was paid a cash underwriting discount of $0.15 per Public Unit, or $4,875,000 in the aggregate, following the closing of the Initial Public Offering. Additionally, the Underwriter is entitled to the Deferred Fee of $0.05 per Public Unit, or $1,625,000 in the aggregate, and $0.35 per Public Unit, or $11,375,000 in the aggregate, for a total of $13,000,000, which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination.

On July 22, 2026, we recognized an Over-Allotment Option liability of $295,100 since the Underwriter did not exercise their option at the time of the Initial Public Offering.

On August 25, 2026, the Underwriter partially exercised the Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares will be forfeited.

On August 25, 2026, we closed the issuance and sale of 3,500,000 Option Units in connection with the Underwriter partially exercising the Over-Allotment Option. The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds of $35,000,000. Simultaneously with the closing of the sale of the Option Units, we completed the Private Placement of an additional 52,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross additional proceeds of $525,000. A total of $35,000,000 of the proceeds from the sale of the Option Units was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering and Private Placement deposited in the Trust Account to $360,000,000.

On August 25, 2026, as a result of the Underwriter’s partial exercise of the Over-Allotment Option, the Underwriter was paid an additional cash underwriting discount of $525,000. Additionally, the Underwriter is entitled to $1,400,000 of Deferred Fee, which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination.

As of August 25, 2026, we reduced the Over-Allotment Option liability by $295,100 as a result of the Underwriter’s partial exercise of their Over-Allotment Option and forfeiture of the remaining balance of the Over-Allotment Option.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 25, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $70,443, which consists of general and administrative costs offset by interest income generated during the period.

For the six months ended June 30, 2026, we had a net loss of $82,690, which consists of general and administrative costs offset by interest income generated during the period.

Liquidity and Capital Resources

Our liquidity needs through July 22, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, and subsequent to the quarterly period covered by this Report, our liquidity needs through June 30, 2026 have been satisfied through the proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Subsequent to the quarterly period covered by this Report, following the Initial Public Offering and the Private Placement on July 22, 2026 and the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026, a total of $360,000,000 was placed in the Trust Account. We incurred fees of $20,429,549 in the Initial Public Offering and the partial exercise of the Over-Allotment Option by the Underwriter, consisting of $5,400,000 of cash underwriting fee, $14,400,000 of Deferred Fees, and $629,549 of other offering costs.

As of June 30, 2026, we had a working capital deficit of $341,220. As of June 30, 2026, $0 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. As of June 30, 2026 and December 31, 2025, we had $229,047 and $0 outstanding borrowings under the IPO Promissory Note, respectively. Subsequently, on July 24, 2026, we fully paid the outstanding balance of the IPO Promissory Note. No additional borrowing is available under the IPO Promissory Note.

Advances from Related Party

As of June 30, 2026 and December 31, 2025, an affiliate of the Sponsor has advanced us $87,236 and $0 for general and administrative costs, respectively. Subsequently on July 22, 2026, we fully paid the advances from related party.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our

Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services and Indemnification Agreement

Commencing on July 20, 2026, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services and Indemnification Agreement. As of June 30, 2026 and December 31, 2025, no amount has been incurred for these services.

To the fullest extent permitted by applicable law, we have agreed to defend, indemnify, hold harmless and exonerate (including the advancement of expenses to the fullest extent permitted by applicable law) the Sponsor, Authentic Holdings, LLC (“Authentic”), a member of the Sponsor, and their respective directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (each, a “Sponsor Indemnitee”) from any and all costs, fees, expenses, judgments, liabilities, fines, penalties, reasonable attorneys’ fees and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such costs, fees, expenses, judgments, liabilities, fines, penalties and amounts paid in settlement) actually, and reasonably, incurred by a Sponsor Indemnitee or on a Sponsor Indemnitee’s behalf in connection with any threatened, pending or completed action, suit, arbitration, mediation, alternate dispute resolution mechanism, investigation, inquiry, hearing or any other actual, threatened or completed proceeding instituted by us or any third party, whether civil, criminal, administrative or investigative in nature, arising out of or relating to our Initial Public Offering or our operation or conduct of our business (including our Business Combination), in respect of any investment opportunities sourced by the Sponsor, member of the Sponsor, and their respective affiliates for our Company or and/or any claim against a Sponsor Indemnitee alleging any expressed or implied management or endorsement by such parties of any of our activities or any express or implied association between such parties and us or any of our affiliates (in each case to the extent that such indemnification, hold harmless and exoneration obligations with respect to such matters are not expressly covered by a separate written agreement between us and the applicable Sponsor Indemnitee); provided, that in no event shall a Sponsor Indemnitee be entitled to be indemnified or held harmless hereunder in respect of any costs, fees, expenses, judgments, liabilities, fines, penalties and amounts paid in settlement (if any) that a Sponsor Indemnitee may incur by reason of such person’s own actual fraud or intentional misconduct; provided, further, that, for the avoidance of doubt, under no circumstance shall a Sponsor Indemnitee have a claim to any monies or assets held in the Trust Account, and we shall not be permitted to procure monies or assets held in the Trust Account for the satisfaction of its obligations to any Sponsor Indemnitee in respect of the indemnification provided hereunder.

As of June 30, 2026, the Administrative Services and Indemnification Agreement had not been executed.

Underwriting Agreement

We granted the Underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,875,000 Option Units to cover over-allotments, if any. On August 25, 2026, the Underwriter partially exercised its Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units.

The Underwriter was paid a cash underwriting discount of $0.15 per Public Unit, or $4,875,000 in the aggregate, following the closing of the Initial Public Offering. On August 25, 2026, as a result of the Underwriter’s partial exercise of the Over-Allotment Option, the Underwriter was paid an additional cash underwriting discount of $525,000.

Additionally, the Underwriter is entitled to a Deferred Fee of $0.05 per Public Unit, or $1,625,000 in the aggregate, and $0.35 per Public Unit, or $11,375,000 in the aggregate, for a total of $13,000,000. On August 25, 2026, as a result of the Underwriter’s partial exercise of the Over-Allotment Option, an additional $1,400,000 of Deferred Fee was incurred, for a total Deferred Fee of $14,400,000, which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination pursuant to the Underwriting Agreement.

As of June 30, 2026, the Underwriting Agreement had not been executed.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of June 30, 2026, the Registration Rights Agreement had not been executed.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days following the effective date of the Underwriting Agreement.

As of June 30, 2026, the Letter Agreement had not been executed.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we identified the estimates used in the valuation for the April, May, and June 2026, Sponsor awards of membership interests in the Sponsor, equivalent to 1,021,584 Founder Shares, to our independent directors and officers and 40,000 membership interests in the Sponsor, equivalent to 49,832 Founder Shares, to advisors on our advisory board, as a critical estimate.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before July 22, 2028 (or October 22, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028), we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by July 20, 2029. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on July 20, 2026 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until July 22, 2028 (or October 22, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028) to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to July 20, 2029 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

•	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

•	limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	limited news and analyst coverage; and

•	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, subsequent to the quarterly period covered by this Report and simultaneously with the closing of the Initial Public Offering, we completed the sale of 687,500 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, pursuant to the Private Placement Units Purchase Agreement, generating gross proceeds to us of $6,875,000. In connection with the closing of the Over-Allotment Option on August 25, 2026, the Sponsor purchased an additional 52,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $525,000 to us. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. However, subsequent to the quarterly period covered by this Report, on July 22, 2026, we consummated our Initial Public Offering of 32,500,000 Public Units. Each Public Unit consists of one Public Share and one-third of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $325,000,000. Citigroup Global Markets Inc. acted as sole book-running manager and the Underwriter.

On July 22, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 687,500 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,875,000. In connection with the closing of the Over-Allotment Option on August 25, 2026, the Sponsor purchased an additional 52,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $525,000 to us. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

On August 25, 2026, the Underwriter purchased an additional 3,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to us of $35,000,000. In connection with the closing of the Over-Allotment Option, the Sponsor purchased an additional 52,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating additional gross proceeds to us of $525,000. The Underwriter informed us that the remaining portion of the Over-Allotment Option would not be exercised and the remaining 1,375,000 Option Units would be forfeited. As a result, 458,333 Founder Shares have been surrendered by the Sponsor and cancelled by our Company.

Following the closing of the Initial Public Offering and Private Placement on July 22, 2026 and the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026, a total of $360,000,000 comprised of the proceeds from the Initial Public Offering, the Private Placement and the partial exercise of the Over-Allotment Option by the Underwriter, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest
bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.
The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.
There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
Additional Information
None.

2
4

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 2, 2026	B&R TECHNOLOGY MERGER CORP.

	By:	/s/ David York
	Name:	David York
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2026	By:	/s/ Clark N. Callander
	Name:	Clark N. Callander
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)