Form 10-Q
period 2026-09-30
B&R Technology Merger Corp.
filed 2026-11-12
CIK 2131350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File
Number: 001-43408

B&R TECHNOLOGY MERGER CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1902448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 West Sahara Avenue Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)
(702)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). Yes ☒ No ☐
As of November 12, 2026, there were 36,740,000 Class A Ordinary Shares, par value $0.0001 per share and 12,000,000 Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

B&R TECHNOLOGY MERGER CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

•

“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 22, 2028, or October 22, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

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

•	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of one Public Warrant (as defined below);

•	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

•	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 20, 2026, which we entered into with the Sponsor and the other holders party thereto;

•	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“SPAC” are to a special purpose acquisition company;

•	“Sponsor” are to B&R Technology Sponsor LLC (Cayman), a Cayman Islands limited liability company;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
B&R TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$906,771	$—
Prepaid expenses	184,962	—

Total Current Assets	1,091,733	—
Cash – restricted	25,027	—
Prepaid insurance, non-current	102,818	—
Deferred offering costs	—	10,330
Marketable securities held in Trust Account	362,354,860	—

Total Assets	$363,574,438	$10,330

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current Liabilities
Accrued offering costs	$75,000	$10,330
Accrued expenses	31,253	6,864

Total Current Liabilities	106,253	17,194
Deferred Fee	14,400,000	—

Total Liabilities	14,506,253	17,194

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 36,000,000 shares at redemption value of $10.07 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	362,354,860	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 740,000 and 0 shares issued and outstanding (excluding 36,000,000 and 0 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	74	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,000,000 and 12,458,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)(2)(3)	1,200	1,246
Share subscription receivable	—	(25,000)
Additional paid-in capital	—	23,754
Accumulated deficit	(13,287,949)	(6,864)

Total Shareholders’ Deficit	(13,286,675)	(6,864)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$363,574,438	$10,330

(1)
Includes 1,625,000 Class B Ordinary Shares that were subject to forfeiture as of December 31, 2025 if the Over-Allotment Option was not exercised in full or in part by the Underwriter. On August 25, 2026, 458,333 Class B Ordinary Shares were forfeited and no Class B Ordinary Shares remain subject to forfeiture (see Note 5).

(2)
On July 1, 2026, the Company effected a share capitalization of approximately 0.0833 Class B Ordinary Shares for each Class B Ordinary Share outstanding, resulting in 12,458,333 Class B Ordinary Shares outstanding (from 11,500,000). All share and per share amounts were retrospectively presented (see Note 5).

(3)
On August 25, 2026, the Underwriter partially exercised their Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have been forfeited (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B&R TECHNOLOGY MERGER CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE
THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative costs	$192,584	$275,289

Loss from operations	(192,584)	(275,289)

Other income
Change in fair value of over-allotment option liability	83,200	83,200
Interest earned on marketable securities held in Trust Account	2,354,860	2,354,860
Interest income – bank	12	27

Total other income	2,438,072	2,438,087

Net income	$2,245,488	$2,162,798

Basic weighted average Class A Ordinary Shares outstanding	27,040,815	9,112,656

Basic net income per Class A Ordinary Share	$0.06	$0.11

Diluted weighted average Class A Ordinary Shares outstanding	27,040,815	9,112,656

Diluted net income per Class A Ordinary Share	$0.06	$0.11

Basic weighted average Class B Ordinary Shares outstanding(1)(2)(3)	11,302,536	10,991,453

Basic net income per Class B Ordinary Share	$0.06	$0.11

Diluted weighted average Class B Ordinary Shares outstanding(1)(2)(3)	12,000,000	11,226,495

Diluted net income per Class B Ordinary Share	$0.06	$0.11

(1)
Excludes 1,625,000 Class B Ordinary Shares that were subject to forfeiture until August 25, 2026, on which date, as a result of the Underwriter’s partial exercise of the Over-Allotment Option,
1,166,667
Class B Ordinary Shares were no longer subject to forfeiture and 458,333 Class B Ordinary Shares were forfeited. For diluted weighted average shares, the 1,166,667 Class B Ordinary Shares are included as of July 1, 2026, the beginning of the interim period in which the forfeiture contingency was resolved the beginning of each period presented (see Note 5).

(2)
On July 1, 2026, the Company effected a share capitalization of approximately 0.0833 Class B Ordinary Shares for each Class B Ordinary Share outstanding, resulting in 12,458,333 Class B Ordinary Shares outstanding (from 11,500,000). All share and per share amounts were retrospectively presented (see Note 5).

(3)
On August 25, 2026, the Underwriter partially exercised their Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have been forfeited (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B&R TECHNOLOGY MERGER CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B(1)(2)(3) Ordinary Share		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	12,458,333	$1,246	(25,000)	$23,754	$(6,864)	$(6,864)
Receipt of subscription receivable	—	—	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	(12,247)	(12,247)

Balance as of March 31, 2026	—	—	12,458,333	1,246	—	$23,754	$(19,111)	$5,889
Net loss	—	—	—	—	—	—	(70,443)	(70,443)

Balance as of June 30, 2026	—	—	12,458,333	1,246	—	23,754	(89,554)	(64,554)
Sale of Private Placement Units	740,000	74	—	—	—	7,399,926	—	7,400,000
Fair Value of Public Warrants at issuance	—	—	—	—	—	4,464,000	—	4,464,000
Allocated value of transaction costs to Public Warrants, Private Placement Units and Over-Allotment Option	—	—	—	—	—	(270,568)	—	(270,568)
Forfeiture of Founder Shares	—	—	(458,333)	(46)	—	46	—	—
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(11,617,158)	(15,655,783)	(27,272,941)
Derecognition of Over-Allotment Option liability	—	—	—	—	—	—	211,900	211,900
Net income	—	—	—	—	—	—	2,245,488	2,245,488

Balance as of September 30, 2026	740,000	$74	12,000,000	$1,200	$—	$—	$(13,287,949)	$(13,286,675)

(1)
Includes 1,625,000 Class B Ordinary Shares that were subject to forfeiture as of December 31, 2025, March 31, 2026 and June 30, 2026 if the Over-Allotment Option was not exercised in full or in part by the Underwriter. On August 25, 2026, 458,333 Class B Ordinary Shares were forfeited and no Class B Ordinary Shares remain subject to forfeiture (see Note 5).

(2)
On July 1, 2026, the Company effected a share capitalization of approximately 0.0833 Class B Ordinary Shares for each Class B Ordinary Share outstanding, resulting in 12,458,333 Class B Ordinary Shares outstanding (from 11,500,000). All share and per share amounts were retrospectively presented (see Note 5).

(3)
On August 25, 2026, the Underwriter partially exercised their Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have been forfeited (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B&R TECHNOLOGY MERGER CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

Cash flows from operating activities:
Net income	$2,162,798
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,354,860)
Change in fair value of over-allotment option liability	(83,200)
Changes in operating assets and liabilities:
Prepaid expenses	(184,962)
Prepaid insurance, non-current	(102,818)
Accrued expenses	24,389

Net cash used in operating activities	(538,653)

Cash flows from investing activities:
Investment of cash into Trust Account	(360,000,000)

Net cash used in investing activities	(360,000,000)
Cash flows from financing activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	354,600,000
Proceeds from sale of Private Placement Units	7,400,000
Proceeds from receipt of subscription receivable	25,000
Proceeds of advances from related party	704,296
Repayment of advances from related party	(704,296)
Proceeds from promissory note - related party	254,850
Repayment of promissory note - related party	(254,850)
Payment of offering costs	(554,549)

Net cash provided by financing activities	361,470,451

Net change in cash	931,798
Cash and restricted cash, beginning of the period	—

Cash and restricted cash, end of the period	$931,798

Reconciliation of cash and restricted cash to the condensed balance sheet:
Cash	$906,771
Cash – restricted	25,027

Total cash and restricted cash	$931,798

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$64,670

Deferred underwriting fee	$14,400,000

Remeasurement of Class A Ordinary Shares subject to possible redemption to redemption amount	$27,272,941

Offering costs allocated to Public Warrants, Private Placement Units and Over-Allotment Option charged to additional paid-in capital	$270,568

Forfeiture of Founder Shares	$46

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
All activity for the period from November 25, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 2, 2026 (File No. 333-297256), was declared effective on July 20, 2026 (the “IPO Registration Statement”). On July 22, 2026, the Company consummated the initial public offering of 32,500,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $325,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (collectively, the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”), and one-third of one redeemable warrant (collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.
Simultaneously with the closing of the Initial Public Offering on July 22, 2026, the Company’s sponsor, B&R Technology Sponsor LLC (the “Sponsor”) purchased in a private placement an aggregate of 687,500 units (the “Private Placement Units,” and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,875,000 (the “Private Placement”), as discussed in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share and one-third of one warrant (the “Private Placement Warrant,” together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.
The Company granted Citigroup Global Markets Inc., the underwriter of the Initial Public Offering (the “Underwriter”), a 45-day option to purchase up to an additional 4,875,000 units (the “Option Units”) at the Initial Public Offering price to cover over-allotments (the “Over-Allotment Option”), if any. On August 25, 2026, the Company closed the issuance and sale of 3,500,000 Option Units in connection with the Underwriter’s partial exercise of the Over-Allotment Option. The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds to the Company of $35,000,000. The Underwriter forfeited the remaining 1,375,000 Option Units. Simultaneously with the closing of the sale of the Option Units, the Company completed the private placement of an additional 52,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross additional proceeds to the Company of $525,000. A total of $35,000,000, consisting of $34,475,000 of net proceeds from the sale of the Option Units (after deducting the cash underwriting discount of $525,000) and $525,000 of proceeds from the sale of the additional Private Placement Units, was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering and Private Placement deposited in the Trust Account to $360,000,000.
Transaction costs amounted to $20,429,549, consisting of $5,400,000 of cash underwriting fees, the Deferred Fee (as defined in Note 6) of $14,400,000, and $629,549 of other offering costs.
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
The initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned from the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete an initial Business Combination if the post-initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Trust Account
Following the closing of the Initial Public Offering and Private Placement on July 22, 2026, and the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026 an amount of $360,000,000 ($10.00 per Public Unit) from the net proceeds of the Initial Public Offering, the Private Placement, and the partial exercise of the Over-Allotment Option was placed in a trust account located in the United States (“Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and which are initially invested only in U.S. government treasury obligations with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule
2a-7
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
The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that, other than for taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares, that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles to modify (A) the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination by July 22, 2028 (or October 22, 2028 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028) (the “Combination Period”) or (B) any other provision relating to the rights of holders of the Public Shares (the “Public Shareholders”) or pre-initial
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
Pursuant to the Amended and Restated Articles, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of taxes, if any, and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemptions, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and Management Team acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period. The Class A Ordinary Shares subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
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
The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Current Report on Form 8-K, as filed with the SEC on July 30, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
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

Liquidity and Capital Resources
Through September 30, 2026, the Company’s liquidity needs have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, (ii) loans pursuant to the IPO Promissory Note, (iii) advances from an affiliate of the Sponsor and (iv) following the consummation of the Initial Public Offering and the Private Placement on July 22, 2026, the proceeds from the Initial Public Offering and the Private Placement held outside of the Trust Account. The outstanding borrowings under the IPO Promissory Note and the advances from an affiliate of the Sponsor were repaid in full on July 24, 2026 and July 22, 2026, respectively (see Note 5). As of September 30, 2026, the Company had $906,771 in operating cash, $25,027 in restricted cash, and a working capital surplus of $985,480.
In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company intends to repay the Working Capital Loans, if any. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. Initially, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units and the underlying securities would be identical to the Private Placement Units and underlying securities. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company completed its Initial Public Offering and Private Placement on July 22, 2026 and the partial exercise of the Over-Allotment Option by the Underwriter on August 25, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the Initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had cash of $906,771 and $0, respectively. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalent.
Cash – Restricted
Cash that is encumbered or otherwise restricted as to its use is included in cash—restricted. Cash—restricted as of September 30, 2026 represents cash that was being held as security deposit for opening the Company’s credit card and not accessible until the earlier of liquidation or completion of the initial Business Combination of the Company. As of September 30, 2026 and December 31, 2025, the Company had cash—restricted of $25,027 and $0, respectively.
Marketable Securities Held in Trust Account
At September 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account amounting to $362,354,860 and $0 were invested in U.S. Treasury Securities. At September 30, 2026, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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
Offering Costs
The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Upon completion of the Initial Public Offering on July 22, 2026, offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Warrants included in the Private Placement Units and the Over-Allotment Option were charged to shareholders’ deficit. The Public Warrants and the Private Placement Units, after management’s evaluation, were accounted for under equity treatment. Of the total offering costs of $20,429,549, $20,158,981 was allocated to the Public Shares subject to possible redemption and $270,568 was allocated to the Public Warrants ($253,169), the Private Placement Units ($12,680) and the over-allotment option ($4,719).
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s Over-Allotment Option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480, “Distinguishing Liabilities from Equity,” because it is a written option to issue Class A Ordinary Shares that are subject to possible redemption. On August 25, 2026, upon the Underwriter’s partial exercise of the Over-Allotment Option and forfeiture of the remaining Option Units, the over-allotment option liability was derecognized; accordingly, no Over-Allotment Option liability is presented in the Company’s balance sheet as of September 30, 2026.
Warrant Instruments
The Company accounts for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of September 30, 2026, there are 12,000,000 Public Warrants and 246,666 Private Placement Warrants issued and outstanding.
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

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, Class A Ordinary Shares and Class B Ordinary Shares. Net income is allocated pro rata between the two classes based on their respective weighted average shares outstanding (two-class method), and net income per Ordinary Share is computed by dividing the net income allocated to each class by the weighted average number of ordinary shares of that class outstanding for the period. Class B Ordinary Shares subject to forfeiture are excluded from basic weighted average shares until the forfeiture contingency is resolved; for diluted net income per ordinary share, the 1,166,667 Class B Ordinary Shares that ceased to be subject to forfeiture on August 25, 2026 are included as of July 1, 2026, the beginning of the interim period in which the forfeiture contingency was resolved. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.
The calculation of diluted net income per Ordinary Share does not consider the effect of the 12,000,000 Public Warrants and 246,666 Private Placement Warrants (12,246,666 Warrants in the aggregate) because their exercise is contingent upon future events.
The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,583,582	$661,906	$980,339	$1,182,459
Denominator:
Basic weighted average shares outstanding	27,040,815	11,302,536	9,112,656	10,991,453

Basic net income per Ordinary Share	$0.06	$0.06	$0.11	$0.11

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,555,291	$690,197	$969,010	$1,193,788
Denominator:
Diluted weighted average shares outstanding	27,040,815	12,000,000	9,112,656	11,226,495

Diluted net income per Ordinary Share	$0.06	$0.06	$0.11	$0.11

Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$360,000,000
Less:
Proceeds allocated to Public Warrants	(4,464,000)
Proceeds allocated to over-allotment option	(295,100)
Public Shares issuance costs	(20,158,981)
Plus:
Remeasurement of carrying value to redemption value	27,272,941

Class A Ordinary Shares subject to possible redemption, September 30, 2026	$362,354,860

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On July 22, 2026, the Company sold 32,500,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $325,000,000. On August 25, 2026, the Company consummated the closing of 3,500,000 Option Units sold pursuant to the Underwriter’s partial exercise of the Over-Allotment Option, at a purchase price of $10.00 per Option Unit, generating gross proceeds of $35,000,000. Each Public Unit consists of one Public Share and one-third of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased in the Private Placement an aggregate of 687,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,875,000. Simultaneously with the exercise of the Over-Allotment Option on August 25, 2026, the Company completed the Private Placement of an additional 52,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating additional gross proceeds to the Company of $525,000. Each Private Placement Unit consists of one Private Placement Share and one-third of one Private Placement Warrant. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On December 29, 2025, the Company issued an aggregate of 11,500,000 Class B Ordinary Shares (including the Public Shares issuable upon conversion thereof, unless the context otherwise requires, the “Founder Shares”), for a purchase price of $25,000 (approximately $0.002 per share), to the Sponsor which is deemed as subscription receivable as of December 31, 2025. On March 17, 2026, the Company received $25,000 from the Sponsor in settlement of the subscription receivable. On July 1, 2026, the Company effected a share capitalization of approximately 0.0833 Class B Ordinary Shares for each Class B Ordinary Share outstanding, resulting in 12,458,333 Class B Ordinary Shares outstanding (from 11,500,000). All share and per share amounts were retrospectively presented.
In April, May, and June 2026, the Sponsor awarded an aggregate of 820,000 membership interests in the Sponsor, equivalent to 1,021,584 Founder Shares, to the independent directors and officers of the Company and 40,000 membership interests in the Sponsor, equivalent to 49,832 Founder Shares, to advisors on the Company’s advisory board. The awarded membership interests in the Sponsor equivalent to Founder Shares shall vest entirely on the date of closing of the initial Business Combination. Under ASC 718, share based compensation associated with equity-classified awards is measured at fair value on the grant date. The membership interests in the Sponsor equivalent to Founder Shares to the independent directors and officers have an aggregate fair value of $3,684,806, or $3.61 per share. The membership interests in the Sponsor equivalent to Founder Shares to the advisors have an aggregate fair value of $179,742, or $3.61 per share. The Company established the fair value using Monte Carlo Simulation Model prepared by a third-party valuation firm, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of an initial Business Combination, the probability of the Initial Public Offering, and other variables, which takes into consideration the following market assumptions; (i) stock price of $9.83, (ii) risk-free rate of 3.65%, and (iii) implied market adjustment of 36.90%. The membership interests in the Sponsor were transferred subject to a vesting condition (i.e., the occurrence of an initial Business Combination). The Company will recognize share-based compensation expense of $3,684,806 and $179,742 at the date an initial Business Combination is considered probable (i.e., upon consummation of an initial Business Combination). As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense was recognized.
The Founder Shares are identical to the Public Shares included in the Public Units except that (i) the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below; (ii) only holders of the Founder Shares have the right to vote on the appointment and removal of directors prior to the consummation of the initial Business Combination; (iii) the Founder Shares are subject to certain transfer restrictions and registration rights; and (iv) the holders will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,625,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the Underwriter so that the Founder Shares will represent approximately 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it. On August 25, 2026, the Underwriter partially exercised the Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have been forfeited. The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination. the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property subject to certain limited exceptions.

Promissory Note - Related Party
On December 29, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2026, or the date on which the Company consummates the Initial Public Offering. As of June 30, 2026, the Company had $229,047 of outstanding borrowings under the IPO Promissory Note. On July 16, 2026, the Company borrowed an additional $25,803 under the IPO Promissory Note, for aggregate borrowings of $254,850. On July 22, 2026 the Company had $1,798 outstanding borrowings under the IPO Promissory Note. Subsequently, on July 24, 2026, the Company fully paid the outstanding balance of the IPO Promissory Note. Borrowing against the IPO Promissory Note is no longer available.
Advances from Related Party
As of June 30, 2026, an affiliate of the Sponsor had advanced the Company $87,236 for general and administrative costs. On July 21, 2026, the affiliate of the Sponsor advanced the Company an additional $617,060 for general and administrative costs and offering costs. On July 22, 2026, the Company repaid the aggregate advances from related party of $704,296 in full. As of September 30, 2026 and December 31, 2025, the Company had no advances outstanding from related party.
Administrative Services and Indemnification Agreement
On
July 20, 2026, the
 Company entered into an agreement with the (i) Sponsor, (ii) Authentic Holdings, LLC (“Authentic”), a member of the Sponsor, and (iii) Jess Enterprises Inc., the affiliate of the Sponsor (the “Service Provider”), commencing on July 20, 2026, the date that the Company’s securities were first listed with Nasdaq, to pay the Service Provider in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026 the Company incurred $42,000 in fees under this agreement, consisting of $2,000 for the prorated period in July 2026 and $20,000 per month for August and September 2026. Of this amount, $2,000 was included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2026.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes its initial Business Combination, the Company intends to repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. Initially, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units and their underlying securities. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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
Underwriting Agreement
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
Additionally, the Underwriter is entitled to a deferred underwriting discount of $0.05 per Public Unit, or $1,625,000 in the aggregate, and $0.35 per Public Unit, or $11,375,000 in the aggregate, for a total of $13,000,000 (the “Deferred Fee”). On August 25, 2026, as a result of the Underwriter’s partial exercise of the Over-Allotment Option, an additional $1,400,000 of deferred underwriting discount was incurred, for a total Deferred Fee of $14,400,000, which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 740,000 and 0 Class A Ordinary Shares issued and outstanding, respectively, excluding 36,000,000 and 0 Class A Ordinary shares subject to possible redemption, respectively.
Class B Ordinary Shares
The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 12,458,333 Class B Ordinary Shares issued and outstanding. On August 25, 2026, the Underwriter partially exercised the Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares have been forfeited.
Warrants
As of September 30, 2026, there were 12,000,000 Public Warrants and 246,666 Private Placement Warrants issued and outstanding. No Warrants were outstanding as of December 31, 2025. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement dated July 20, 2026, which the Company entered into with Continental (the “Warrant Agreement”)) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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
Redemption of warrants for cash when the price per Class A
O
rdinary
S
hares equals or exceeds $18.00. Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $0.01 per Public Warrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”); and

•
if, and only if, the last sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant
h
olders. The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the
30-Day
Redemption Period.

The Private Placement Warrants contained in the Private Placement Units are non-redeemable.
The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Placement Warrants do not expire except upon liquidation.
NOTE 8 - FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At September 30, 2026, assets held in the Trust Account were comprised of $98,461 in cash and $362,256,399 in U.S. Treasury securities, at amortized cost. The fair value of such U.S. Treasury securities was $362,254,995, reflecting gross holding losses, net, of $1,404.

The following table presents information about the Company’s assets for which fair value is disclosed at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2026	U.S. Treasury Securities (Mature on 10/27/2026)	1	$181,110,629	$11,227	$181,121,856
September 30, 2026	U.S. Treasury Securities (Mature on 10/22/2026)	1	181,145,770	(12,631)	181,133,139

			$362,256,399	$(1,404)	$362,254,995

The Over-Allotment Option was accounted for as a liability in accordance with ASC Topic 480 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations. The over-allotment option liability was initially measured at $295,100 on July 22, 2026. On August 25, 2026, upon the Underwriter’s partial exercise of the Over-Allotment Option and forfeiture of the remaining Option Units, the over-allotment option liability of $295,100 was derecognized, of which $83,200 was recognized as a change in fair value of over-allotment option liability in the statement of operations and $211,900 was credited to accumulated deficit.
The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.
The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

July 22, 2026
Volatility	2.29%
Expected term (years)	0.12
Daily treasury yield curve	3.82%
Exercise price	$10.00
The following table presents the change in the fair value of the Level 3 over-allotment option liability for the three and nine months ended September 30, 2026:

Over-Allotment Option Liability
Fair value as of June 30, 2026	$—
Initial measurement on July 22, 2026	295,100
Change in fair value	(83,200)
Derecognition upon partial exercise and forfeiture of Over-Allotment Option	(211,900)
Fair value as of September 30, 2026	$—
As of July 22, 2026, the fair value of the 10,833,333 Public Warrants included in the Public Units sold in the Initial Public Offering was $4,030,000, or approximately $0.372 per Public Warrant, and as of August 25, 2026, the fair value of the 1,166,667 Public Warrants included in the Option Units was $434,000, or approximately $0.372 per Public Warrant, for an aggregate fair value of $4,464,000. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

July 22, 2026
Underlying stock price	$9.84
Exercise price	$11.50
Volatility	5.00%
Remaining term (years)	7.00
Risk-free rate (continuous)	4.43%
Implied market adjustment	25.30%

NOTE 9. SEGMENT INFORMATION
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
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.
The CODM assess performance for the single segment and decided how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$906,771	$—
Cash - restricted	$25,027	$—
Prepaid expenses	$184,962	$—
Prepaid insurance, non-current	$102,818	$—
Deferred offering costs	$—	$10,330
Marketable securities held in Trust Account	$362,354,860	$—
Deferred underwriting fee	$14,400,000	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative costs	$192,584	$275,289
Interest earned on marketable securities held in Trust Account	$2,354,860	$2,354,860
The CODMs review general and monitor administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within the Combination Period. The CODMs also review general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODMs on a regular basis. The CODM also reviews interest earned on marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement, and monitors the deferred underwriting fee payable upon the consummation of the initial Business Combination.
The CODMs review the position of total assets as reported in the accompanying condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODMs provided with details of cash and liquid resources available with the Company. Additionally, the CODMs regularly review the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet dates through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We have until July 22, 2028 (or October 22, 2028 if we have executed a letter of intent agreement in principle or definitive agreement for an initial Business Combination by July 22, 2028), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law.

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

Recent Developments

On July 1, 2026, we effected a share capitalization of approximately 0.0833 Class B Ordinary Shares for each Class B Ordinary Share outstanding, resulting in 12,458,333 Class B Ordinary Shares outstanding (from 11,500,000). All share and per share amounts were retrospectively presented.

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

We entered into the Administrative Services and Indemnification Agreement, commencing on July 20, 2026, the date that our securities were first listed with Nasdaq, through the earlier of our consummation of an initial Business Combination and our liquidation, to pay Jess Enterprises Inc., an affiliate of the Sponsor, an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support.

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

On August 25, 2026, the Underwriter partially exercised the Over-Allotment Option of 3,500,000 Option Units and forfeited the remaining 1,375,000 Option Units. As a result, 1,166,667 Founder Shares are no longer subject to forfeiture and 458,333 Founder Shares were forfeited.

On August 25, 2026, we closed the issuance and sale of 3,500,000 Option Units in connection with the Underwriter partially exercising the Over-Allotment Option. The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds of $35,000,000. Simultaneously with the closing of the sale of the Option Units, we completed the Private Placement of an additional 52,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross additional proceeds of $525,000. A total of $35,000,000, consisting of $34,475,000 of net proceeds from the sale of the Option Units (after deducting the cash underwriting discount of $525,000) and $525,000 of proceeds from the sale of the additional Private Placement Units, was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering and Private Placement deposited in the Trust Account to $360,000,000.

On August 25, 2026, as a result of the Underwriter’s partial exercise of the Over-Allotment Option, the Underwriter was paid an additional cash underwriting discount of $525,000. Additionally, the Underwriter is entitled to $1,400,000 of Deferred Fee, which was placed in the Trust Account and will be payable to the Underwriter upon the consummation of the initial Business Combination.

As of August 25, 2026, we reduced the Over-Allotment Option liability by $295,100 as a result of the Underwriter’s partial exercise of their Over-Allotment Option and forfeiture of the remaining balance of the Over-Allotment Option. Of this amount, $83,200 was recognized as a change in fair value of over-allotment option liability in our statement of operations and $211,900 was credited to accumulated deficit.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 25, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,245,488, which consists of interest earned on marketable securities held in Trust Account of $2,354,860, change in fair value of over-allotment option liability of $83,200 and interest income from bank of $12, partially offset by general and administrative costs of $192,584.

For the nine months ended September 30, 2026, we had a net income of $2,162,798, which consists of interest earned on marketable securities held in the Trust Account of $2,354,860, change in fair value of over-allotment option liability of $83,200 and interest income from bank of $27, partially offset by general and administrative costs of $275,289.

Liquidity and Capital Resources

Through September 30, 2026, our liquidity needs have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) loans pursuant to the IPO Promissory Note, (iii) advances from an affiliate of our Sponsor and (iv) following the consummation of the Initial Public Offering and the Private Placement on July 22, 2026, the proceeds from the Initial Public Offering and the Private Placement held outside of the Trust Account. The outstanding borrowings under the IPO Promissory Note and the advances from an affiliate of our Sponsor were repaid in full on July 24, 2026 and July 22, 2026, respectively.

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

As of September 30, 2026, we had a working capital surplus of $985,480. As of September 30, 2026, $0 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

For the nine months ended September 30, 2026, net cash used in operating activities was $538,653. Net income of $2,162,798 was affected by interest earned on marketable securities held in Trust Account of $2,354,860, change in fair value of over-allotment option liability of $83,200 and changes in operating assets and liabilities, which used $263,391 of cash.

As of September 30, 2026, we had marketable securities held in the Trust Account of $362,354,860. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash of $906,771. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. On June 30, 2026, we had $229,047 outstanding borrowings under the IPO Promissory Note. On July 16, 2026, we borrowed an additional $25,803 under the IPO Promissory Note, for aggregate borrowings of $254,850. Subsequently, on July 24, 2026, we fully paid the outstanding balance of the IPO Promissory Note. No additional borrowing is available under the IPO Promissory Note.

Advances from Related Party

As of June 30, 2026, an affiliate of the Sponsor had advanced us $87,236 for general and administrative costs. On July 21, 2026, such affiliate advanced us an additional $617,060 for general and administrative costs and offering costs. On July 22, 2026, we repaid the aggregate advances of $704,296 in full.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Deferred Fee of $14,400,000 payable to the Underwriter upon the consummation of our initial Business Combination (see “Underwriting Agreement” below) and as follows:

Administrative Services and Indemnification Agreement

Commencing on July 20, 2026, and until the completion of our Business Combination or liquidation, we pay Jess Enterprises Inc., an affiliate of the Sponsor, $20,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services and Indemnification Agreement. For the three and nine months ended September 30, 2026, we incurred $42,000 in fees under this agreement, consisting of $2,000 for the prorated period in July 2026 and $20,000 per month for August and September 2026. Of this amount, $2,000 was included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we identified the estimates used in the valuation for the April, May, and June 2026, Sponsor awards of membership interests in the Sponsor, equivalent to 1,021,584 Founder Shares, to our independent directors and officers and 40,000 membership interests in the Sponsor, equivalent to 49,832 Founder Shares, to advisors on our advisory board, as a critical estimate. In addition, we identified the estimates used in the valuation of the Public Warrants at issuance, which were valued using a Monte Carlo simulation model, and of the Over-Allotment Option liability, which was valued using a Black-Scholes model, each classified within Level 3 of the fair value hierarchy, as critical accounting estimates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) the quarterly report for the period ended June 30, 2026, filed with the SEC on September 2, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 22, 2026, simultaneously with the closing of the Initial Public Offering, we consummated the sale of 687,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,875,000. On August 25, 2026, simultaneously with the closing of the sale of the Option Units, we consummated the sale of an additional 52,500 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $525,000. The issuances of the Private Placement Units were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

Use of Proceeds

On July 22, 2026, we consummated our Initial Public Offering of 32,500,000 Public Units. Each Public Unit consists of one Public Share and one-third of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $325,000,000. On August 25, 2026, the Underwriter purchased an additional 3,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option, generating additional gross proceeds to us of $35,000,000. Citigroup Global Markets Inc. acted as the sole book-running manager and the Underwriter of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the IPO Registration Statement (File No. 333-297256), which the SEC declared effective on July 20, 2026.

In connection with the Initial Public Offering (including the partial exercise of the Over-Allotment Option), we incurred offering costs of $20,429,549, consisting of $5,400,000 of underwriting discounts paid in cash, $14,400,000 of Deferred Fee and $629,549 of other offering costs. After deducting the underwriting discounts and other offering costs, the net offering proceeds from the Initial Public Offering were $339,570,451.

From the proceeds of the Initial Public Offering and the Private Placement, we repaid $254,850 of borrowings under the IPO Promissory Note to our Sponsor and $704,296 of advances from an affiliate of our Sponsor. In addition, we pay $20,000 per month to Jess Enterprises Inc., an affiliate of the Sponsor, for office space, utilities and secretarial and administrative support pursuant to the Administrative Services and Indemnification Agreement.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in
Rule 16a-1(f)
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

Date: November 12, 2026	B&R TECHNOLOGY MERGER CORP.

	By:	/s/ David York
	Name:	David York
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Clark N. Callander
	Name:	Clark N. Callander
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)